Form 10-Q
period 1994-12-31
MEDCHEM PRODUCTS INC /MA/
filed 1995-02-14
CIK 711074

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)

____________  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly period ended _________________________________________ or

     X        Transition report pursuant to Section 13 or 15(d)
- - - - - - ------------
of the Securities Exchange Act of 1934

For the transition period from  September 1, 1994     to  December
                               ---------------------      --------
 31, 1994
- - - - - - ---------------

Commission File Number       1-9899
                       --------------------------

                            MedChem Products, Inc.
- - - - - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

    Massachusetts                           04-2471310
- - - - - - --------------------------------------------------------------------------------
(state or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

    232 West Cummings Park, Woburn, MA.            01801
- - - - - - --------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (617) 932-5900
                                                   ----------------
     Former fiscal year ended August 31, 1994
- - - - - - -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No _____
                                -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On February 1, 1995, 10,237,589 shares of common stock, par value $0.01 per share, were outstanding.

MEDCHEM PRODUCTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets as of,                                       December 31, 1994          August 31, 1994
- - - - - - --------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                                                        $157,591                 $788,663
 Accounts receivable                                                             4,032,487                4,191,352
 Inventories                                                                    10,739,786                9,394,463
 Prepaid expenses and other current assets                                       1,494,811                1,110,433
- - - - - - --------------------------------------------------------------------------------------------------------------------
     Total current assets                                                       16,424,675               15,484,911
- - - - - - --------------------------------------------------------------------------------------------------------------------

Property, plant and equipment                                                   12,466,151               11,799,300
Less accumulated depreciation and amortization                                   3,021,975                2,798,042
- - - - - - --------------------------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                           9,444,176                9,001,258
- - - - - - --------------------------------------------------------------------------------------------------------------------

Note receivable -Anika Research, Inc.                                            1,000,000                1,000,000
Cost in excess of net assets of businesses acquired                             35,887,747               36,375,478
Intangible and other assets                                                     16,274,010               16,633,667
- - - - - - --------------------------------------------------------------------------------------------------------------------
     Total Assets                                                              $79,030,608              $78,495,314
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                               $2,679,607               $1,529,960
 Accrued expenses                                                                3,370,893                4,317,910
 Note payable - Life Medical Sciences, Inc.                                      1,000,000                2,000,000
 Current installments of long term debt                                          2,000,000                2,000,000
- - - - - - --------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                   9,050,500                9,847,870
- - - - - - --------------------------------------------------------------------------------------------------------------------

Deferred income taxes                                                              626,809                  626,809
Long-term debt, excluding current installments                                  11,000,000                9,500,000
Convertible subordinated debt                                                    4,103,204                4,103,204
- - - - - - --------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                          24,780,513               24,077,883
- - - - - - --------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
 Preferred stock, $.01 par value: authorized 1,000,000
  shares; no shares issued and outstanding                                               -                        -
 Common stock, $.01 par value: authorized
  20,000,000 shares; issued 11,213,536 and 11,150,236
  shares, respectively                                                             112,135                  111,502
 Additional paid-in capital                                                     37,493,085               37,307,139
 Retained earnings                                                              25,220,017               25,573,932
- - - - - - --------------------------------------------------------------------------------------------------------------------
                                                                                62,825,237               62,992,573
Treasury stock, 1,024,702 shares, at cost                                       (8,575,142)              (8,575,142)
- - - - - - --------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                 54,250,095               54,417,431
- - - - - - --------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                                $79,030,608              $78,495,314
====================================================================================================================

See accompanying notes to consolidated financial statements.

MEDCHEM  PRODUCTS,  INC.  AND  SUBSIDIARIES
Consolidated Statements of Operations

                                                                                                   Four months ended
                                                                                          ----------------------------------
                                                                                          Dec. 31, 1994      Dec. 31, 1993
- - - - - - ----------------------------------------------------------------------------------------------------------------------------
Net sales:
  Domestic                                                                                  $7,919,874           $7,529,134
  International                                                                              1,585,968              949,068
- - - - - - ----------------------------------------------------------------------------------------------------------------------------
         Total net sales                                                                     9,505,842            8,478,202

Cost of sales                                                                                3,037,859            2,596,034
- - - - - - ----------------------------------------------------------------------------------------------------------------------------
          Gross profit                                                                       6,467,983            5,882,168

Operating expenses:
  Research and development                                                                     656,244              265,373
  Selling, general and administrative                                                        5,070,761            3,477,053
  Depreciation and amortization                                                                861,399              813,841
- - - - - - ----------------------------------------------------------------------------------------------------------------------------
         Total operating expenses                                                            6,588,404            4,556,267

Income (loss) from operations before interest and income taxes                                (120,421)           1,325,901
Interest expense, net                                                                          412,431              315,248
- - - - - - ----------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations before income taxes                                             (532,852)           1,010,653
Income tax expense (benefit)                                                                  (178,937)             252,663
- - - - - - ----------------------------------------------------------------------------------------------------------------------------
         Net income (loss)                                                                   ($353,915)            $757,990

Income (loss) per share, primary and fully diluted:                                             ($0.03)               $0.07

Weighted average number of shares outstanding:
    Primary and fully diluted                                                               10,189,000           10,349,000
- - - - - - ----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

MEDCHEM  PRODUCTS,  INC.  AND  SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                                                          Four months ended
                                                                                                 -----------------------------------

                                                                                                   Dec. 31, 1994      Dec. 31, 1993
- - - - - - ------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
      Net income (loss)                                                                               ($353,915)           $757,990
      Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
       Depreciation and amortization                                                                  1,103,839           1,123,217
       Changes in operating assets and liabilities:
          Accounts receivable                                                                           158,865           1,250,290
          Inventories                                                                                (1,345,323)         (1,049,119)
          Prepaid expenses and other current assets                                                    (384,378)           (468,307)
          Other assets                                                                                  (32,518)             16,467
          Accounts payable and accrued expenses                                                         202,630            (905,025)

- - - - - - ------------------------------------------------------------------------------------------------------------------------------------

           Net cash provided by (used for) operating activities                                        (650,800)            725,513
- - - - - - ------------------------------------------------------------------------------------------------------------------------------------


Cash flows from investing activities:
      Additions to property, plant and equipment                                                       (666,851)         (1,076,987)

- - - - - - ------------------------------------------------------------------------------------------------------------------------------------

           Net cash used for investing activities                                                      (666,851)         (1,076,987)

- - - - - - ------------------------------------------------------------------------------------------------------------------------------------


Cash flows from financing activities:
      Net borrowing under revolving line of credit                                                    2,000,000               --
      Principal payments on bank debt                                                                  (500,000)              --
      Principal payment on note payable - Life Medical Sciences, Inc.                                (1,000,000)              --
      Proceeds from exercise of stock options                                                           186,579               --
- - - - - - ------------------------------------------------------------------------------------------------------------------------------------

           Net cash provided by financing activities                                                    686,579               --
- - - - - - ------------------------------------------------------------------------------------------------------------------------------------


           Increase (decrease)  in cash  and cash equivalents                                          (631,072)           (351,474)

Cash and cash equivalents  at beginning of period                                                       788,663             346,099
- - - - - - ------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents  at end of period                                                            $157,591             ($5,375)

====================================================================================================================================


Supplemental disclosure of cash flow information:
     Cash paid for:
           Interest                                                                                    $317,898            $427,740
           Income taxes                                                                                 399,184             368,254
- - - - - - ------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PART I:   FINANCIAL INFORMATION

            MEDCHEM PRODUCTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------

(1)  Nature of Business
     ------------------

     MedChem Products, Inc. and subsidiaries ("the Company"), develop, manufacture and market specialty medical products for use in surgical and non-surgical procedures. The Company's two business groups are the Surgical Specialties Group and the Drug Delivery Group. The Surgical Specialties Group is comprised of the Company's Avitene(R) family of topical hemostasis products used to control bleeding in surgical procedures and the Sure-Closure product line, acquired in July 1994, used to close skin-deficit wounds. The Drug Delivery Group is comprised of intravenous ("I.V")catheter products and disposable medical devices sold to the neonatal, pediatric and adult markets by the Company's wholly owned subsidiary, Gesco International, Inc. ("Gesco").

(2)  Basis of Presentation
     ---------------------

     The accompanying consolidated financial statements for the four month transition period ended December 31, 1994 and the comparable period for 1993 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of December 31, 1994, and the consolidated results of the Company's operations and their cash flows for the four month transition period ended December 31, 1994 and 1993.

     The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's annual financial statements filed with the Annual Report on Form 10-K. The four months ended December 31, 1994 comprise the four month ("transition period") resulting from a recent change in the Company's year end from August 31, to December 31. On January 1, 1995 the Company started a new calendar year and will begin reporting on a calendar quarter and year basis.

     Certain reclassifications were made to the 1993 period consolidated financial statements to conform to the transition period 1994 presentation.

(3)  Inventories
     -----------

     Inventories consist of the following:


                                      December 31,   August 31,
                                          1994          1994
                                      ------------   ----------
     Raw materials                      $1,737,472   $2,325,484
     Work in process                     2,768,512    2,898,490
     Finished goods                      6,233,802    4,170,489
                                       -----------   ----------

        Total inventories              $10,739,786   $9,394,463
                                       ===========   ==========

(4)  Long-Term Debt
     --------------

     Long term debt consists of the following:

                                      December 31,   August 31,
                                          1994         1994
                                      -----------   ----------

$7,000,000 bank revolving line
of credit at the bank's prime
rate or cost of funds rate
plus two percent (8.50% at
December 31, 1994), secured
by tangible and intangible
property, payable by June, 1996.       $4,000,000   $2,000,000

Term loan payable to a bank,
interest at the bank's prime
rate plus one-half of one
percent or LIBOR plus two percent
(8.50% at December 31, 1994),
payable in quarterly installments
of $500,000, with a final installment
of $4,500,000 on May 1, 1997,
secured by tangible and intangible
property.                               9,000,000     9,500,000
                                      -----------    ----------





Total long-term debt                   13,000,000    11,500,000

Less: current installments              2,000,000     2,000,000
                                      -----------   -----------

Long-term debt
  less current installments           $11,000,000   $ 9,500,000
                                      ===========   ===========

     The Company has obtained a waiver, through November 30, 1995, of a covenant pertaining to the ratio of indebtedness to net cash flow and a waiver, through December 31, 1994, of a covenant pertaining to profitability.

(5)  Contingencies
     -------------

     The Company's 1992 tax return is currently under review by the Internal Revenue Service and the Commonwealth of Massachusetts is also scheduled to audit the Company's state tax returns for that year.

     The Company is currently involved in three pending product liability claims related to its Drug Delivery Business. At this time the Company cannot estimate the exposure on its financial statements, if any, if the Company were unsuccessful in its defense of these claims. However, the Company feels that its product liability insurance is adequate to cover any liability that may arise from these claims.

PART I:   FINANCIAL INFORMATION

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     Financial Overview
     ------------------

     The Company's net loss for the four month period ended December 31, 1994 was $353,915, or $0.03 per share, versus net income of $757,990, or $0.07 per share, for the comparable period last year. Operating cash flow, before interest and income taxes for the transition period decreased to $983,418 from $2,449,118 for the comparable period last year.

     As previously reported, Avitene sales have been depressed for several quarters due in large part to overstocked inventories at some of the Company's wholesale distributors. During the transition period, the estimated overstocked position at distributors decreased by approximately $1,800,000. The Company believes that this overstock was substantially eliminated by December 31, 1994, and that Avitene sales in 1995 will begin to approach a level approximately commensurate with hospital demand.

     The four months ended December 31, 1994 comprise the four month ("transition period") resulting from a recent change in the Company's year end from August 31, to December 31.


     Results of Operations
     ---------------------

     Total net sales for the transition period ended December 31, 1994 increased 12% to $9,505,842 from $8,478,202 in the comparable period last year. Domestic sales from the Company's Surgical Specialties Group, consisting of Avitene and Sure-Closure products, declined $350,038, or 9%. This decline was primarily attributable to the decline in Avitene sales of $1,264,238 due to the overstocked position at the Company's Avitene distributors as discussed above, which was mostly offset by sales of the recently acquired Sure-Closure product line. Domestic sales of Drug Delivery products from the Company's Gesco subsidiary increased 22% to $4,177,727 in the transition period from $3,436,949 in the prior year. International sales of Avitene to the Company's Japanese distributor amounted to $562,593, of the total $636,900 increase in international sales compared to the same period last year.

     Gross profit, as a percentage of net sales, for the four months ended December 31, 1994, decreased to 68% from 69% in the comparable period last fiscal year. The decrease was primarily attributable to the increase in Gesco and international Avitene(R) sales as a proportion of total sales for the current period as these sales have lower gross margins than domestic Avitene(R) sales.

     Research and development expense (includes regulatory and clinical trial expenses) increased $390,871 to $656,244 for the transition period ended December 31, 1994 from $265,373 in the prior year due mainly to the research and development being conducted in connection with the Sure-Closure product line. The Company expects an increase in research and development expenses due to the addition of the Sure-Closure product line and increased product development related to its Drug Delivery product line in calendar 1995 in comparison to the twelve month period ended August 31, 1994.

     Selling, general and administrative expenses increased $1,593,708 to $5,070,761 for the four month period ended December 31, 1994 from $3,477,053 in the prior year. The increase is attributable to the expansion and training of the national Surgical Specialty sales force and marketing expenses resulting from the addition of the Sure-Closure product line. The Company expects no significant increases in selling, general and administrative expenses as a percent of sales for the full 1995 calendar year in comparison to the twelve month period ended August 31, 1994.

     Depreciation and amortization expense for the transition period totaled $861,399 compared to $813,841 in the comparable period in the prior year.

     The Company's effective tax rate for the transition period was 34% versus 25% in the comparable period last fiscal year. The increase in the effective tax rate was due to a decrease in operating income from the Avitene(R) product line which receives a favorable tax benefit as a result of the section 936 election available on Avitene(R) sales as compared to the same period last year.


     Liquidity and Capital Resources
     -------------------------------

     The Company generated operating cash flow before interest and income taxes, of $983,418 in the transition period versus $2,449,118 in the comparable period last year.

     The Company currently has a revolving line of credit agreement whereby the bank will lend the Company up to

     $7,000,000 at the bank's prime rate or cost of funds rate plus two percent and a $10,000,000 term loan. At December 31, 1994 there was $4,000,000 outstanding under this line and $9,000,000 outstanding under the term loan. The line of credit expires in June 1996 and the $10,000,000 term loan is payable to the bank in quarterly installments of $500,000 through 1997, with a final payment of $4,500,000 due on May 1, 1997. The $4,103,204 of convertible subordinated debt issued to Gesco's principal sellers is convertible at the option of the holders into common stock at $11.73 per share. The note can be prepaid in whole, but not in part, at par at the Company's option, and is payable in full on August 4, 1997. In connection with the purchase of the Sure-Closure product line, the Company issued a note payable to Life Medical Sciences, Inc, in the principal amount of $2,000,000. The first installment of $1,000,000 on the non-interest bearing note was paid on October 27, 1994, with the remaining installment paid on January 27, 1995.

     During the transition period ended December 31, 1994, the Company continued to build the level of Avitene(R) finished goods, for approximately $1,300,000 in anticipation of the termination of the finished goods manufacturing contract with Alcon Laboratories, which terminated on December 31, 1994. The Company has funded approximately $4,050,000 of this planned inventory build-up from operating cash flow since the first quarter of fiscal 1994. The Company believes it has sufficient Avitene(R) finished goods inventory levels based on the anticipated demand until the fourth quarter of calendar 1995, by which time the Company's new Avitene(R) finished goods manufacturing facility is expected to be in full operation.

     The Company believes that cash flow generated from its operating activities, as well as funds available under its bank line of credit, will be sufficient to enable the Company to conduct its operations and repay its indebtedness.

     Management continues to evaluate potential acquisitions and other opportunities to expand and diversify the Company's product lines, although there are no present agreements to enter into any such transactions. In the event that the Company enters into any such transactions in the future, additional financing may be required.

PART II:  OTHER INFORMATION
          -----------------

ITEM 1: THROUGH ITEM 4:  NOT APPLICABLE

ITEM 5:   OTHER INFORMATION

          On December 1, 1994, the Company and the MedTech Group, Inc. ("MedTech"), entered into a Strategic Alliance Agreement engaging MedTech as its exclusive, worldwide manufacturer of the disposable skin stretching devices and other molded plastic medical devices relating to its Sure-Closure product line. This agreement supersedes all prior oral or written agreements, commitments or understanding with respect to the matters provided herein. Refer to Item 6: Exhibit No. 12.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit No.         Description
          -----------         -----------

               11        Computation of earnings per
                         share

               12        Strategic Alliance Agreement
                         between the Company and The
                         MedTech Group, Inc.

     (b)  Reports on Form 8-K
          -------------------

          The Company filed a Current Report on Form 8-K with the Commission on October 20, 1994 that reported the change in fiscal year from the year ending August 31 to the year ending December 31.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MEDCHEM PRODUCTS, INC.



     DATE:  February 14, 1995       BY:/s/Edward J. Quilty
                                       -----------------------------
                                       Edward J. Quilty
                                       President
                                       Chief Executive Officer



     DATE:  February 14, 1995       BY:/s/John J. McDonough
                                       -----------------------------
                                       John J. McDonough
                                       Vice President
                                       Chief Financial Officer