Form 10-Q
period 1995-03-31
MEDCHEM PRODUCTS INC /MA/
filed 1995-05-15
CIK 711074

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)

    X        Quarterly Report pursuant to Section 13 or 15(d) of
- ---------    the Securities Exchange Act of 1934


For Quarterly period ended         March 31, 1995              or
                           -----------------------------------

_________    Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934


Commission File Number             1-9899
                       --------------------------


                            MedChem Products, Inc.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Massachusetts                                04-2471310
- -------------------------------------------------------------------------------
(state or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)


   232 West Cummings Park, Woburn, MA.                   01801
- -------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code    (617) 932-5900
                                                   ----------------------------


- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X       No
                                   -----        -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On May 1, 1995, 10,242,089 shares of common stock, par value $0.01 per share, were outstanding.

PART 1:  FINANCIAL  INFORMATION
ITEM 1:  FINANCIAL  STATEMENTS



MEDCHEM PRODUCTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets as of,                   March 31, 1995                 December 31, 1994
- -----------------------------------------------------------------------------------------------------
                                                                                         (Audited)
ASSETS

Current assets:
  Cash and cash equivalents                                $163,400                          $157,591
  Accounts receivable                                     4,359,465                         4,032,487
  Inventories                                            10,274,334                        10,739,786
  Prepaid expenses and other current assets               1,519,255                         1,494,811
- -----------------------------------------------------------------------------------------------------
          Total current assets                           16,316,454                        16,424,675
- -----------------------------------------------------------------------------------------------------
Property, plant and equipment                            13,030,797                        12,466,151
Less accumulated depreciation and amortization            3,197,845                         3,021,975
- -----------------------------------------------------------------------------------------------------
          Net property, plant and equipment               9,832,952                         9,444,176
- -----------------------------------------------------------------------------------------------------
Note receivable - Anika Research, Inc.                    1,000,000                         1,000,000
Cost in excess of net assets of businesses acquired      35,521,949                        35,887,747
Intangible and other assets                              15,975,579                        16,274,010
- -----------------------------------------------------------------------------------------------------
          Total Assets                                  $78,646,934                       $79,030,608
=====================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $1,903,613                        $2,679,607
  Accrued expenses                                        2,814,049                         3,370,893
  Note payable - Life Medical Sciences, Inc.                      0                         1,000,000
  Current installments of long term debt                  2,000,000                         2,000,000
- -----------------------------------------------------------------------------------------------------
          Total current liabilities                       6,717,662                         9,050,500
- -----------------------------------------------------------------------------------------------------
Deferred income taxes                                       616,944                           626,809
Long-term debt, excluding current installments           12,000,000                        11,000,000
Convertible subordinated debt                             4,103,204                         4,103,204
- -----------------------------------------------------------------------------------------------------
          Total liabilities                              23,437,810                        24,780,513
- -----------------------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, $.01 par value: authorized 1,000,000
    shares; no shares issued and outstanding                      -                                 -
  Common stock, $.01 par value: authorized
    20,000,000 shares; issued 11,262,291 and 11,213,536
    shares, respectively                                    112,623                           112,135
  Additional paid-in capital                             37,646,273                        37,493,085
  Retained earnings                                      26,025,370                        25,220,017
- -----------------------------------------------------------------------------------------------------
                                                         63,784,266                        62,825,237
  Treasury stock, 1,024,702 shares, at cost              (8,575,142)                       (8,575,142)
- -----------------------------------------------------------------------------------------------------
          Total stockholders' equity                     55,209,124                        54,250,095
- -----------------------------------------------------------------------------------------------------
          Total Liabilities and Stockholders' Equity    $78,646,934                       $79,030,608
=====================================================================================================

See accompanying notes to consolidated financial statements.

MEDCHEM PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations


                                                                     Three months ended
                                                                     ------------------
                                                           March 31, 1995          March 31, 1994
- --------------------------------------------------------------------------------------------------
Net sales                                                      $9,421,270              $7,933,510

Cost of sales                                                   3,019,038               2,538,723
- --------------------------------------------------------------------------------------------------
       Gross profit                                             6,402,232               5,394,787

Operating expenses:
    Research and development                                      602,752                 178,181
    Selling, general and administrative                         3,610,236               2,857,483
    Depreciation and amortization                                 646,787                 610,655
- --------------------------------------------------------------------------------------------------
       Total operating expenses                                 4,859,775               3,646,319

Income from operations before interest and income taxes         1,542,457               1,748,468
Interest expense, net                                             378,511                 247,703
- --------------------------------------------------------------------------------------------------
Income from operations before income taxes                      1,163,946               1,500,765
Income tax expense                                                358,593                 417,629
- --------------------------------------------------------------------------------------------------
       Net income                                                $805,353              $1,083,136

Income per share, primary and fully diluted:                        $0.08                   $0.10

Weighted average number of shares outstanding:
    Primary and fully diluted                                  10,350,000              10,330,000
- --------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

MEDCHEM PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                            Three months ended
                                                                            ------------------
                                                                      March 31, 1995  March 31, 1994
- -----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
          Net income                                                        $805,353      $1,083,136
          Adjustments to reconcile net income to net cash
             provided by operating activities:
             Depreciation and amortization                                   835,717         847,212
             Deferred income taxes                                            (9,865)     (1,329,760)
             Changes in operating assets and liabilities:
                   Accounts receivable                                      (326,978)       (885,546)
                   Inventories                                               465,452        (218,130)
                   Prepaid expenses and other current assets                 (24,444)        348,189
                   Other assets                                                4,382         (10,945)
                   Accounts payable and accrued expenses                  (1,332,838)        589,609
- -----------------------------------------------------------------------------------------------------
                      Net cash provided by operating activities              416,779         423,765
- -----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Additions to property, plant and equipment                         (564,646)       (518,390)
- -----------------------------------------------------------------------------------------------------
                      Net cash used for investing activities                (564,646)       (518,390)
- -----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Net borrowing under revolving line of credit                      1,500,000         100,000
         Principal payments on bank debt                                    (500,000)             --
         Principal payment on note payable - Life Medical Sciences, Inc.  (1,000,000)             --
         Proceeds from exercise of stock options                             153,676              --
- -----------------------------------------------------------------------------------------------------
                      Net cash provided by financing activities              153,676         100,000
- -----------------------------------------------------------------------------------------------------

                      Increase in cash and cash equivalents                    5,809           5,375
Cash and cash equivalents at beginning of period                             157,591          (5,375)
- -----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $163,400              --
=====================================================================================================

Supplemental disclosure of cash flow information:
         Cash paid for:
                   Interest                                                 $282,639        $118,431
                   Income taxes                                              190,000       1,361,276
- -----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PART I:   FINANCIAL INFORMATION

                    MEDCHEM PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 1995
(1)  Nature of Business
     ------------------

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

(2)  Basis of Presentation
     ---------------------

     The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of March 31, 1995 and the consolidated results of operations and cash flows for the three months ended March 31, 1995 and 1994. The results of operations for the period ended March 31, 1995 are not necessarily indicative of results to be expected for the full year.

     The accompanying consolidated financial statements and the related notes should be read in conjunction with the Company's annual financial statements filed with the Annual Report (Form 10-K) for the fiscal year August 31, 1994, and the Company's financial statements filed with the Transition Report (Form 10-Q) for the four months ended December 31, 1994.

     The Company changed its fiscal year end from August 31, to December 31, and accordingly, has restated its prior first quarter results to correspond to the new calendar period.

     Certain reclassifications were made to the 1994 period consolidated financial statements to conform to the current year presentation.

(3)  Long-Term Debt
     --------------

     Long term debt consists of the following:


                                          March 31,     December 31,
                                             1995           1994
                                         -----------    ------------
                                                          (Audited)
$7,000,000 bank revolving line
of credit at the bank's prime
rate or cost of funds rate
plus two percent (8.15% at
March 31, 1995), secured
by tangible and intangible
property, payable by June, 1996.         $ 5,500,000    $ 4,000,000

Term loan payable to a bank,
interest at the bank's prime
rate plus one-half of one
percent or LIBOR plus two percent
(8.15% at March 31, 1995)
payable in quarterly installments
of $500,000, with a final installment
of $4,500,000 on May 1, 1997,
secured by tangible and intangible
property.                                  8,500,000      9,000,000
                                         -----------    -----------

Total long-term debt                      14,000,000     13,000,000

Less: current installments                 2,000,000      2,000,000
                                         -----------    -----------

Long-term debt
  less current installments              $12,000,000    $11,000,000
                                         ===========    ===========

     The Company has obtained a waiver, through March 31, 1995, of a covenant pertaining to the ratio of indebtedness to net cash flow.

(4)  Subsequent Event
     ----------------

     On April 13, 1995, the bank increased the Company's revolving line of credit to $9,000,000 from $7,000,000 at March 31, 1995, specifically, to finance the signing fee of $2,000,000 pursuant to the terms and conditions of the Distribution Agreement, dated March 31, 1995, between the Company and Coletica, a Lyon, France-based manufacturer of medical devices (referenced in Item 5 of Part II).

 (5) Contingencies
     -------------

     The Company's 1992 tax return is currently under review by the Internal Revenue Service.

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

PART I:   FINANCIAL INFORMATION

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     Financial Overview
     ------------------

     The Company reported consolidated net income of $805,353, or $0.08 per share, for the first quarter ended March 31, 1995, versus consolidated net income of $1,083,136, or $0.10 per share, for the quarter ended March 31, 1994. Operating cash flow (EBITDA) was $2,378,174 for the three month period ended March 31, 1995 as compared to $2,595,680 for the comparable period in the prior year.

     On July 29, 1994, the Company purchased substantially all of the assets and assumed certain liabilities of the Sure-Closure product line from Life Medical Sciences, Inc. The results of operations of the Sure-Closure product line since the date of acquisition have been included with those of the Company.

     Results of Operations
     ---------------------

     Total net sales for the three month period ended March 31, 1995 increased 19% to $9,421,270 from $7,933,510 in the comparable period last year. During the first quarter of 1995, domestic sales increased 9% to $7,382,808 from $6,763,276 in the previous year's quarter. The increase in domestic sales were primarily due to the sales generated by the recently acquired Sure-Closure product line and increased Drug Delivery product sales from the Company's Gesco subsidiary, offset by a decrease in domestic Avitene sales. International sales for the period ended March 31, 1995 increased 74% to $2,038,462 from $1,170,234 in the comparable quarter, primarily due to increased sales to the Company's Avitene partner in Japan. In the first quarter of 1994, international sales to Japan were depressed due to the overstocking position at the Company's Avitene partner in Japan which was previously disclosed and rectified in calendar 1994. The Company anticipates an overall increase in total international sales in calendar 1995 as compared to 1994 primarily due to increased sales volume and more favorable exchange rates.

     Gross profit, as a percentage of net sales, was 68% for the three month period ended March 31, 1995 and 1994.

     Research and development expense (which includes regulatory and clinical trial expenses) increased $424,571 to $602,752 for the three month period ended March 31, 1995 from $178,181 in the prior year due mainly to the research and development being conducted in connection with the Sure-Closure product line and increased product development by the Company's Drug Delivery Group products. The Company expects an increase in spending for the full 1995 year as compared to 1994 in research and development expenses due to the addition of the Sure-Closure product line and increased product development related to its Drug Delivery product line.

     Selling, general and administrative expenses increased $752,753 to $3,610,236 for the three month period ended March 31, 1995 from $2,857,483 in the prior year. The increase is attributable to the expansion of the national Surgical Specialty sales force and marketing expenses resulting from the addition of the Sure-Closure product line. The Company expects no significant increase in selling, general and administrative expenses as a percentage of net sales for the remaining quarters in 1995 as compared to 1994.

     Depreciation and amortization expense for the first quarter ended March 31, 1995 totaled $646,787 compared to $610,655 in the comparable period in the prior year.

     The Company recorded net interest expense of $378,511 for the three month period ended March 31, 1995 versus $247,703 for the same period in 1994.

     The Company's effective tax rate for the three month period ended March 31, 1995 was 31% versus 28% in the comparable period last year. The increase was due to the recently enacted changes in Section 936 regulations which reduced the tax benefit to the Company. The Company anticipates its effective tax rate will increase to the statutory rate during the year as the Company completes the move of its Avitene manufacturing to the U.S., and accordingly loses its tax exemption under Section 936 regulations.

     Liquidity and Capital Resources
     -------------------------------

     The Company generated operating cash flow (EBITDA), of $2,378,174 in the first quarter of 1995 versus $2,595,680 in the comparable period last year.

     At March 31, 1995, the Company had a revolving line of credit agreement whereby the bank will lend the Company up to $7,000,000 at the bank's prime rate or cost of funds rate plus two percent and a $10,000,000 term loan. At March 31, 1995 there was $5,500,000 outstanding under this line and $8,500,000 outstanding under the term loan.

     The line of credit expires in June 1996 and the $10,000,000 term loan is payable to the bank in quarterly installments of $500,000 through 1997, with a final payment of $4,500,000 due on May 1, 1997. On April 13, 1995, the bank increased the Company's revolving line of credit to $9,000,000 from $7,000,000 at March 31, 1995, specifically, to finance the signing fee of $2,000,000 pursuant to the terms and conditions of the Distribution Agreement, dated March 31, 1995, between the Company and Coletica, a Lyon, France-based manufacturer of medical devices (referenced in Item 5 of Part
     II).

     The $4,103,204 of convertible subordinated debt issued to Gesco's principal sellers is convertible at the option of the holders into common stock at $11.73 per share. The note can be prepaid in whole, but not in part, at par at the Company's option, and is payable in full on August 4, 1997.

     In connection with the purchase of the Sure-Closure product line, the Company issued a note payable to Life Medical Sciences, Inc. ("LMS"), in the principal amount of $2,000,000. The first installment of $1,000,000 on the non-interest bearing note was paid on October 27, 1994. On January 27, 1995, the Company paid the final installment of $1,000,000 to LMS.

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

PART II:  OTHER INFORMATION
          -----------------

ITEM 1: THROUGH ITEM 3:  NOT APPLICABLE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 14, 1995 the Company held its Annual Meeting of Stockholders at which time the Stockholders voted on the following proposals; expansion of the Board to seven members (Proposal I), the election of one Class I director and two Class II directors to its Board of Directors (Proposal
     II), the Company's 1994 Stock Option Plan (Proposal III), and the appointment of KPMG Peat Marwick LLP as the Company's independent auditors (Proposal IV).

     As of the record date of December 22, 1994 there were 10,188,834 shares of common stock of the Company issued and outstanding and entitled to be voted. Quorum was 9,359,711 shares of common stock or 91.862 percent of the eligible voting shares tabulated.

     The following proposals were approved at the Company's Annual Meeting of
     Stockholders:

                                                                      Broker
                                      For       Against    Abstain   Nonvotes
                                      ---       -------    -------   --------
     1.    Proposal I (To          9,011,128    225,145    123,438      ---
           increase the size
           of the Board of
           Directors.)

     2.    Proposal II (The
           election of
           Directors.)

           Mr. Amin J. Khoury      9,136,004    224,050      ---        ---
           Dr. Henry M. Morgan     9,148,654    211,400      ---        ---
           Dr. Thomas W. Davison   9,140,636    219,075      ---        ---

     3.    Proposal III            6,083,613    1,151,475  130,122   1,992,364
           (The approval of
           the Company's 1994
           Stock Option Plan.)

     4.    Proposal IV (The        9,221,273       36,392  102,046      ---
           selection of KPMG
           Peat Marwick LLP
           as the Company's
           independent auditors
           for the current fiscal year.)

ITEM 5: OTHER INFORMATION

     On March 31, 1995, the Company signed a five-year exclusive distribution agreement with Coletica ("Coletica"), a Lyon, France-based manufacturer of medical devices, to distribute Coletica's Hemostagene(R) collagen hemostatic sponge in the United States. The Company plans to market the product, which provides hemostatic control for moderate bleeding in surgery and wound treatment, under the trade name Avifoam(TM). In addition, the agreement called for a signing fee of $2,000,000 by MedChem, and contains provisions for the extension of the term of the agreement beyond five years upon the achievement of certain sales volume goals. The Company also received a right of first refusal for the distribution of Avifoam(TM)in selected additional countries. Refer to Item 6., Exhibit No. 10.3(*).

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit No.            Description
          -----------            -----------

              10.1         1994 Stock Option Plan.

              10.2         Employment Agreement between
                           the Company and James F. Marten
                           dated January 1, 1995.

              10.3 (*)     Distribution Agreement between
                           the Company and Coletica dated
                           March 31, 1995.

              10.4         Amendment to the Employment
                           Agreement between the
                           Company and Edward J. Quilty dated
                           March 1, 1995.

              10.5         Employment Agreement between the
                           Company and John J. McDonough dated
                           February 13, 1995.

              10.6         Employment Agreement between the
                           Company and Bradford R. Gay dated
                           February 13, 1995.

              10.7         Employment Agreement between the
                           Company and Charles L. Putnam dated
                           February 13, 1995.

              10.8         Employment Agreement between the
                           Company and Timothy J. Patrick dated
                           February 13, 1995.

              11           Computation of earnings per
                           share

              27           Financial Data Schedule

     (*) The Company has requested confidential treatment of certain portions of this agreement.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               MEDCHEM PRODUCTS, INC.



     DATE:  May 15, 1995       BY:/s/ Edward J. Quilty
                                  -----------------------------
                                      Edward J. Quilty
                                      President
                                      Chief Executive Officer



     DATE:  May 15, 1995       BY:/s/ John J. McDonough
                                  ----------------------------
                                      John J. McDonough
                                      Vice President
                                      Chief Financial Officer