Form 10-Q
period 1995-06-30
MEDCHEM PRODUCTS INC /MA/
filed 1995-08-09
CIK 711074

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)

      X       Quarterly Report pursuant to Section 13 or 15(d) of
------------  the Securities Exchange Act of 1934

For Quarterly period ended         June 30, 1995              or
                           ----------------------------------

              Transition report pursuant to Section 13 or 15(d) of
------------
the Securities Exchange Act of 1934


Commission File Number        1-9899
                       --------------------------

                            MedChem Products, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

    Massachusetts                                         04-2471310
-------------------------------------------------------------------------------
(state or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

    232 West Cummings Park, Woburn, MA.                     01801
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (617) 932-5900
                                                   ---------------

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

On August 1, 1995, 10,306,096 shares of common stock, par value $0.01 per share, were outstanding.

PART 1:  FINANCIAL  INFORMATION
ITEM 1:  FINANCIAL  STATEMENTS



MEDCHEM PRODUCTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets as of,                                   June 30, 1995          December 31, 1994
--------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                             $1,335,019                   $157,591
  Cash escrow agreement                                                  2,000,000                         --
  Accounts receivable                                                    4,429,211                  4,032,487
  Inventories                                                            9,347,004                 10,739,786
  Note receivable -Anika Research, Inc.                                  1,000,000                         --
  Prepaid expenses and other current assets                              1,809,338                  1,494,811
--------------------------------------------------------------------------------------------------------------
          Total current assets                                          19,920,572                 16,424,675
--------------------------------------------------------------------------------------------------------------

Property, plant and equipment                                           13,578,144                 12,466,151
Less accumulated depreciation and amortization                           3,405,526                  3,021,975
--------------------------------------------------------------------------------------------------------------
          Net property, plant and equipment                             10,172,618                  9,444,176
--------------------------------------------------------------------------------------------------------------

Note receivable -Anika Research, Inc.                                           --                  1,000,000
Cost in excess of net assets of businesses acquired                     35,256,151                 35,887,747
Intangible and other assets                                             15,681,448                 16,274,010
--------------------------------------------------------------------------------------------------------------
          Total Assets                                                 $81,030,789                $79,030,608
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $1,386,953                 $2,679,607
  Accrued expenses                                                       2,969,416                  3,370,893
  Note payable - Life Medical Sciences, Inc.                                    --                  1,000,000
  Current installments of long term debt                                 2,000,000                  2,000,000
--------------------------------------------------------------------------------------------------------------
          Total current liabilities                                      6,356,369                  9,050,500
--------------------------------------------------------------------------------------------------------------

Deferred income taxes                                                      577,229                    626,809
Long-term debt, excluding current installments                          13,350,000                 11,000,000
Convertible subordinated debt                                            4,103,204                  4,103,204
--------------------------------------------------------------------------------------------------------------
          Total liabilities                                             24,386,802                 24,780,513
--------------------------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, $.01 par value: authorized 1,000,000
    shares; no shares issued and outstanding                                    --                         --
  Common stock, $.01 par value: authorized
    20,000,000 shares; issued 11,304,548 and 11,213,536
    shares, respectively                                                   113,045                    112,135
  Additional paid-in capital                                            37,905,803                 37,493,085
  Retained earnings                                                     27,200,281                 25,220,017
--------------------------------------------------------------------------------------------------------------
                                                                        65,219,129                 62,825,237
  Treasury stock, 1,024,702 shares, at cost                             (8,575,142)                (8,575,142)
--------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                    56,643,987                 54,250,095
--------------------------------------------------------------------------------------------------------------
          Total Liabilities and Stockholders' Equity                   $81,030,789                $79,030,608
==============================================================================================================

See accompanying notes to consolidated financial statements.

MEDCHEM  PRODUCTS,  INC.  AND  SUBSIDIARIES
Consolidated Statements of Operations

                                                                 Three months ended                          Six months ended
                                                                      June 30,                                   June 30,
                                                                1995                1994                  1995                1994
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                 $9,822,717          $6,926,324           $19,243,987         $14,859,834

Cost of sales                                              3,162,777           2,118,964             6,181,815           4,657,687
----------------------------------------------------------------------------------------------------------------------------------
                 Gross profit                              6,659,940           4,807,360            13,062,172          10,202,147

Operating expenses:
    Research and development                                 511,681             302,937             1,114,433             481,118
    Selling, general and administrative                    3,355,940           2,426,770             6,966,176           5,284,253
    Depreciation and amortization                            669,108             608,147             1,315,895           1,218,802
    Other (reorganization costs)                                  --             510,000                    --             510,000
----------------------------------------------------------------------------------------------------------------------------------
                 Total operating expenses                  4,536,729           3,847,854             9,396,504           7,494,173

Income from operations before interest and income taxes    2,123,211             959,506             3,665,668           2,707,974
Interest expense, net                                        395,402             241,404               773,913             489,107
----------------------------------------------------------------------------------------------------------------------------------

Income from operations before income taxes                 1,727,809             718,102             2,891,755           2,218,867
Income tax expense                                           552,898             199,793               911,491             617,422
----------------------------------------------------------------------------------------------------------------------------------
                 Net income                               $1,174,911            $518,309            $1,980,264          $1,601,445


Income per share, primary and fully diluted:                   $0.11               $0.05                 $0.19               $0.16

Weighted average number of shares outstanding:
        Primary                                           10,699,000          10,305,000            10,523,000          10,305,000
        Fully diluted                                     10,932,000          10,305,000            10,641,000          10,305,000
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

MEDCHEM  PRODUCTS,  INC.  AND  SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                                            Six months ended June 30,

                                                                                               1995             1994
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
          Net income                                                                     $1,980,264          $1,601,445
          Adjustments to reconcile net income to net cash
             provided by operating activities:
             Depreciation and amortization                                                1,703,525           1,701,100
             Deferred income taxes                                                          (49,580)         (1,374,760)
             Changes in operating assets and liabilities:
                   Accounts receivable                                                     (396,724)            395,817
                   Inventories                                                            1,392,782          (1,672,947)
                   Prepaid expenses and other current assets                               (314,527)            445,325
                   Other assets                                                             (95,815)            (26,840)
                   Accounts payable and accrued expenses                                 (1,694,131)            731,120
------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by operating activities                           2,525,794           1,800,260
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Additions to property, plant and equipment                                      (1,111,994)         (1,087,869)
------------------------------------------------------------------------------------------------------------------------
                      Net cash used for investing activities                             (1,111,994)         (1,087,869)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Cash in escrow agreement                                                        (2,000,000)                 --
         Net borrowing  (payments) under revolving line of credit                         3,350,000            (600,000)
         Principal payments on bank debt                                                 (1,000,000)                 --
         Principal payment on note payable - Life Medical Sciences, Inc.                 (1,000,000)                 --
         Proceeds from exercise of stock options                                            413,628              11,571
------------------------------------------------------------------------------------------------------------------------
                      Net cash used by financing activities                                (236,372)           (588,429)
------------------------------------------------------------------------------------------------------------------------

                      Increase in cash  and cash equivalents                              1,177,428             123,962
Cash and cash equivalents  at beginning of period                                           157,591              (5,375)
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents  at end of period                                              $1,335,019            $118,587
========================================================================================================================
Supplemental disclosure of cash flow information:
         Cash paid for:
                   Interest                                                                $675,534            $469,278
                   Income taxes                                                             578,412           1,607,221
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PART I:   FINANCIAL INFORMATION

                    MEDCHEM PRODUCTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                  June 30,1995
(1)  Nature of Business
     ------------------

     MedChem Products, Inc. and subsidiaries ("the Company") develop, manufacture and market specialty medical products for use in surgical and non-surgical procedures. The Company's two business groups are the Surgical Specialties Group and the Drug Delivery Group. The Surgical Specialties Group is comprised of the Company's Avitene(R) family of topical hemostasis products used to control bleeding in surgical procedures and the Sure-Closure product line, acquired in July 1994, used to close skin-deficit wounds. The Drug Delivery Group is comprised of intravenous ("I.V")catheter products and disposable medical devices sold to the neonatal, pediatric and adult markets by the Company's wholly owned subsidiary, Gesco International, Inc. ("Gesco").

(2)  Basis of Presentation
     ---------------------

     The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 30, 1995 and the consolidated results of operations for the three months and six months ended June 30, 1995 and 1994 and consolidated cash flows for the six months ended June 30, 1995 and 1994. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of results to be expected for the full year.

     The accompanying consolidated financial statements and the related notes should be read in conjunction with the Company's annual financial statements filed with the Annual Report (Form 10-K) for the fiscal year ended August 31, 1994, and the Company's financial statements filed with the Transition Report (Form 10-Q) for the four months ended December 31, 1994.

     The Company changed its fiscal year end from August 31, to December 31, and accordingly, has restated its prior period results to correspond to the new calendar period.

     Certain reclassifications were made to the 1994 consolidated financial statements to conform to the current year presentation.

(3)  Long-Term Debt
     --------------

     Long term debt consists of the following:

                                                      June 30,   December 31,
                                                        1995         1994
                                                    ------------  ----------
$9,000,000 bank revolving line
of credit at the bank's prime
rate plus one quarter percent or
cost of funds plus two and a quarter
percent (8.27% at June 30, 1995),
secured by tangible and
intangible property, payable
by June, 1997.                                      $ 7,350,000  $ 4,000,000

Term loan payable to a bank,
interest at the bank's prime
rate plus one-half of one
percent or LIBOR plus two percent
(8.27% at June 30, 1995)
payable in quarterly installments
of $500,000, with a final installment
of $4,500,000 on May 1, 1997,
secured by tangible and intangible
property.                                             8,000,000    9,000,000
                                                    -----------  -----------

Total long-term debt                                 15,350,000   13,000,000

Less: current installments                            2,000,000    2,000,000
                                                    -----------  -----------

Long-term debt
  less current installments                         $13,350,000  $11,000,000
                                                    ===========  ===========

     At June 30, 1995, the Company obtained a waiver of a covenant pertaining to the ratio of indebtedness to net cash flow, and also reached an agreement with the bank to amend that covenant. It is probable that the Company will be in compliance with this amended covenant at the next measurement date.

(4)  Escrow Agreement
     ----------------

     On April 13, 1995, the Company paid $2,000,000 to an escrow account, pursuant to the terms and conditions of the Distribution Agreement, dated March 31, 1995, between the Company and Coletica, a Lyon, France based manufacturer of medical devices.

     Under terms of the distribution agreement the Company received an exclusive right to distribute Coletica's Hemostagene(R) collagen hemostatic sponge in the United States for five years. The agreement also contains provisions for the extension of the term beyond five years upon the achievement of certain sales volume goals.

(5)  Merger Agreement
     ----------------

     On May 24, 1995, the Company announced that the Board of Directors had approved a definitive agreement for a stock-for-stock merger of the Company ("Merger") into C.R. Bard, Inc. ("Bard"). Under the terms of the agreement each MedChem share will be valued at $9.25, subject to adjustment under certain circumstances and will be exchanged for Bard shares. The transaction is expected to be a tax free reorganization and to be accounted for as a pooling of interests. Under certain circumstances, if a transaction does not occur, Bard has an option to purchase the Company's Gesco subsidiary ("Option").

     The Company has elected to defer its costs and expenses of the Merger until the transaction closes or it is terminated. As of June 30, 1995 the Company has deferred $405,265 of costs associated with the Merger.


(6)  Contingencies
     -------------

     On August 1, 1995, Edward J. Borto, who may be a stockholder of the Company, filed a putative class action naming as defendants, the Company, members of the Company's Board of Directors ("Board") and Bard. The plaintiff alleges, among other things, that the Company and the members of the Company's Board breached their fiduciary duties to the Company's stockholders by agreeing to be acquired by Bard for grossly unfair and inadequate consideration and in a manner which is coercive and fundamentally unfair to the Company's stockholders. The complaint seeks declaratory relief, preliminary and permanent injunction of the Merger and the Option, unspecified compensatory damages and costs and disbursements. The Company believes that the claims asserted are without merit and plans to defend against them vigorously. However, the amount of exposure, the outcome, or its effect on the consummation of the Merger, cannot be predicted at this time.

     In December, 1994, the Internal Revenue Service (the "Service") selected MedChem (P.R.) Inc.'s 1992 tax return and its qualifications under
     Section 936 for review. As a result of the review, the Service has initiated a request for technical advice from the National Office with respect to MedChem (P.R.), Inc.'s active conduct of a trade or business in Puerto Rico. The active conduct of a trade or business in Puerto Rico is a requirement of Section 936. Additionally, the Massachusetts Department of Revenue has selected for audit the Company's 1992 and 1993 state tax returns. At this time, the ultimate outcome of this review and audit cannot be predicted.

     The Company is currently involved in four pending product liability claims related to its Drug Delivery Group business. At this time the Company cannot estimate the exposure on its financial statements, if any, if the Company were unsuccessful in its defense of these claims.

PART I:   FINANCIAL INFORMATION

Item 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

     Financial Overview
     ------------------

     The Company reported consolidated net income of $1,174,911, or $0.11 per share, for the second quarter ended June 30, 1995, versus consolidated net income of $518,309 or $0.05 per share, for the quarter ended June 30, 1994. For the first six months of 1995, net income was $1,980,264 or $0.19 per share versus $1,601,445 or $0.16 per share in the comparable period last year.

     On July 29, 1994, the Company purchased substantially all of the assets and assumed certain liabilities of the Sure-Closure product line from Life Medical Sciences, Inc ("L.M.S."). The results of operations of the Sure-Closure product line since the date of acquisition have been included with those of the Company.

     On May 24, 1995, the Company announced that the Board of Directors had approved a definitive agreement for a stock-for-stock merger of the Company ("Merger") into C.R. Bard, Inc. ("Bard"). Under the terms of the agreement each MedChem share will be valued at $9.25, subject to adjustment under certain circumstances and will be exchanged for Bard shares. The transaction is expected to be a tax free reorganization and to be accounted for as a pooling of interests. Under certain circumstances, if a transaction does not occur, Bard has an option to purchase the Company's Gesco subsidiary ("Option").

     Results of Operations
     ---------------------

     Net sales for the three month period ended June 30, 1995 increased 42% to $9,822,717 from $6,926,324 in the comparable period last year. During the second quarter of 1995, domestic sales increased 22% to $6,950,099 from $5,690,066 in the previous year's quarter. This increase was primarily due to sales generated by the recently acquired Sure-Closure product line. International sales for the three month period ended June 30, 1995 increased 132% to $2,872,619 from $1,236,258 in the comparable quarter in 1994, primarily due to increased sales to the Company's Avitene partner in Japan.

     Net sales for the first six months of 1995 increased by $4,384,153 or 30% to $19,243,987 from $14,859,834 in the corresponding period in the prior year. During the first half of 1995, domestic sales increased 15% to $14,332,907 from $12,453,342 in the comparable period in the prior year. This increase was primarily due to sales generated by the recently acquired Sure-Closure product line and increased sales from the Company's Gesco subsidiary. International sales for the first six months of 1995 increased by $2,504,589 or 104% to

     $4,911,081 from $2,406,492 in the first six months of 1994, primarily due to increased sales to the Company's Avitene partner in Japan. In the first half of 1994, international sales were depressed due to the overstocking position at the Company's Avitene partner in Japan which were previously disclosed and rectified in calendar 1994. The Company anticipates an overall increase in total international sales in calendar 1995 as compared to 1994 primarily due to increased sales volume and more favorable exchange rates.

     Gross profit, as a percentage of net sales, for the three and six months ended June 30, 1995, each decreased to 68% from 69% in the comparable periods last year.

     Research and development expense (which includes regulatory and clinical trial expenses) increased to $511,681 and $1,114,433 for the three and six month periods ended June 30, 1995, respectively, from $302,937 and $481,118 in the prior year due mainly to the research and development being conducted in connection with the Sure-Closure product line and increased product development related to the Company's Drug Delivery Group products. The Company expects an increase in research and development expenses for the full 1995 year as compared to 1994 due to the addition of the Sure-Closure product line and increased product development related to its Drug Delivery Group product line.

     Selling, general and administrative expenses increased by $929,170 to $3,355,940 for the three month period ended June 30, 1995 from $2,426,770 in the prior year. For the first six months of 1995, selling, general and administrative expenses increased by $1,681,923 to $6,966,176 from $5,284,253 in the comparable period in the prior year. The increase is attributable to higher Surgical Specialty sales force selling and marketing expenses resulting from the addition of the Sure-Closure product line and increased corporate administrative expenses. The Company expects no significant increase in selling, general and administrative expenses as a percentage of net sales for 1995 as compared to 1994.

     Depreciation and amortization expense for the three and six months ended June 30, 1995 totalled $669,108 and $1,315,895, respectively, compared to $608,147 and $1,218,802 in the comparable periods in the prior year.

     The Company recorded net interest expense for the three and six month periods ended June 30, 1995 of $395,402 and $773,913 versus $199,793 and
     $617,422 for the comparable periods in 1994. The increase in interest expense for the first half of 1995 versus 1994 was due to higher interest rates and increased debt borrowing.

     The Company's effective tax rate for the three month and six months ended June 30, 1995, each increased to 32% from 28% in the comparable period last year. The increase was due to the recently enacted changes to Section 936 which reduced the tax benefit to the Company. The Company anticipates its effective tax rate will increase to the statutory rate during the year as the Company completes the move of its Avitene finished goods manufacturing to the United States, as previously disclosed, and accordingly, loses its tax benefit under Section 936.


     Liquidity and Capital Resources
     -------------------------------

     The Company generated net cash from operating activities of $2,525,794 in the first half of 1995 versus $1,800,260 in the comparable period last year.

     At June 30, 1995, the Company had a revolving line of credit agreement whereby the bank will lend the Company up to $9,000,000 at the bank's prime rate plus a quarter percent or cost of funds rate plus two and one quarter percent and a $10,000,000 term loan. At June 30, 1995 there was $7,350,000 outstanding under this line and $8,000,000 outstanding under the term loan. The line of credit expires in June 1997 and the $10,000,000 term loan is payable to the bank in quarterly installments of $500,000 through 1997, with a final payment of $4,500,000 due on May 1, 1997.

     The $4,103,204 of convertible subordinated debt issued to Gesco's principal sellers is convertible at the option of the holders into common stock at $11.73 per share. The note can be prepaid in whole, but not in part, at par at the Company's option, and is payable in full on August 4, 1997.

     In connection with the purchase of the Sure-Closure product line, the Company issued a non-interest bearing note payable to L.M.S. in the principal amount of $2,000,000. The first installment of $1,000,000 and the last installment of $1,000,000 were paid on October 27, 1994 and January 27, 1995 respectively.

     The Company believes that cash flow generated from its operating activities, as well as funds available under its bank line of credit, will be sufficient to enable the Company to conduct its operations and repay its indebtedness.

PART II:  OTHER INFORMATION
          -----------------



Item 6:   Exhibits and Reports on Form 8-K

(a)  Exhibit No.          Description
     -----------          -----------


        10.1         Raw Material Contract
                     Edible Bovine Corium
                     dated April 18, 1995

        10.2         Sixth Amendment to Revolving Credit and Term
                     Financing dated April 14, 1995.

        10.3         Amendment to Timothy Patrick's Employment Agreement.

        11           Computation of earnings per
                     share.

        27           Financial Data Schedule.




(b)  Reports on Form 8-K
     -------------------

     On June 7, 1995, the Company filed a current report on Form 8-K dated May 24, 1995 reporting the execution and delivery of an agreement and plan of merger among C.R. Bard, Inc., CRB Acquisition Corp., and the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            MEDCHEM PRODUCTS, INC.



     DATE:  August 9, 1995          BY:/s/ Edward J. Quilty
                                       -----------------------------
                                    Edward J. Quilty
                                    President
                                    Chief Executive Officer



     DATE:  August 9, 1995          BY:/s/ John J. McDonough
                                       ----------------------------
                                    John J. McDonough
                                    Vice President
                                    Chief Financial Officer